Form 10-Q
period 2008-03-31
Partition Design, Inc.
filed 2008-05-14
CIK 1425360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333-148962

PARTITION DESIGN, INC.

 (Exact name of registrant as specified in its charter)

Delaware	26-0822603
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Michael Korsinsky

1880 East 12th Street

Brooklyn, NY 11229

 (Address of principal executive offices)

(718) 787-1617
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer                   ☐

Non-accelerated filer   ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

Indicate the number of shares of common stock outstanding as of May 6, 2008: 2,500,000.

PARTITION DESIGN, INC.

PART I — FINANCIAL INFORMATION

Item 1 - Financial Information

PARTITION DESIGN, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$3,435	$485
Prepaid expenses	5,000	5,000
TOTAL ASSETS	$8,435	$5,485

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$4,055	$1,377
Accrued expenses	10,825	11,125
Current Liabilities	14,880	12,502

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,530,000 and 2,500,000 shares issued and outstanding respectively	253	250
Additional paid-in capital	13,747	10,750
Deficit accumulated during the development stage	(20,445)	(18,017)

Stockholders’ Deficit	(6,445)	(7,017)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,435	$5,485

See accompanying notes to the financial statements.

PARTITION DESIGN, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2008	Period From August 21, 2007 (inception) through March 31, 2008

Revenue	$-	$-

Operating expenses

Professional fees	1,500	18,125
General and administrative expenses	928	2,320

Total operating expenses	2,428	20,445

Loss before income taxes	(2,428)	(20,445)

Income tax provision	-	-

Net loss	$(2,428)	$(20,445)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	2,503,626	2,501,480

See accompanying notes to the financial statements.

PARTITION DESIGN, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders’ Deficit

For the Period from August 21, 2007 (Inception) through March 31, 2008

(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit

Balance, August 21, 2007 (Inception)	2,500,000	$250	$10,750	$-	$11,000

Net loss				(18,017)	(18,017)

Balance, December 31, 2007	2,500,000	250	10,750	(18,017)	(7,017)

Sale of common stock at $0.10 per share on March 20, 2008	30,000	3	2,997		3,000

Net loss				(2,428)	(2,428)

Balance, March 31, 2008	2,530,000	$253	$13,747	$(20,445)	$(6,445)

See accompanying notes to the financial statements.

PARTITION DESIGN, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2008	Period From August 21, 2007 (inception) through March 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,428)	$(20,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	878	4,055
Increase in accrued expenses	1,500	10,825
Net Cash Used in Operating Activities	(50)	(5,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent application	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	3,000	14,000

NET INCREASE IN CASH	2,950	3,435

CASH AT BEGINNING OF PERIOD	485	-
CASH AT END OF PERIOD	$3,435	$3,435

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements.

PARTITION DESIGN, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) THROUGH MARCH 31, 2008

(UNAUDITED)

NOTE 1 -	NATURE OF OPERATIONS

Partition Design, Inc. (a development stage company) (“Partition” or the “Company”) was incorporated on August 21, 2007 under the laws of the State of Delaware. A substantial portion of Partition’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date. Partition plans to develop and commercialize electronic design automation (“EDA”) tools that are used by design engineers to automate and accelerate the design and verification of integrated circuits (“ICs”) and electronic systems.

NOTE 2 -	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three month period ended March 31, 2008 and the period from August 21, 2007 (Inception) through March 31, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on February 22, 2008.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company’s revenues will be derived principally from the sale of an EDA tool for design architects and engineers that will improve the speed and performance of the simulation of large electronic circuit designs. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the product has been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $20,445, a net loss and net cash used in operations of $2,428 and $50 for the three month ended March 31, 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations.   While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4 -	STOCKHOLDERS’ DEFICIT

Common stock

On March 20, 2008 the Company sold 30,000 shares of its common stock to one (1) individual for $0.10 per share or $3,000.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Liquidity and Capital Resources

We had cash and cash equivalents of $3,435 on March 31, 2008 and $485 on December 31, 2007.  We had a working capital deficit of $6,445 $7,017 as of March 31, 2008 and December 31, 2007, respectively.

We do not have sufficient resources to effectuate our business. We expect that we will require approximately $120,000 to fund our operations over the next twelve months, including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We have no commitments or arrangements with any person to provide us with any additional capital. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Results of Operations

For the three month period ended March 31, 2008 we recorded a loss of $2,428.  For the period from August 21, 2007 (inception) through March 31, 2008 we recorded a loss of $20,445. Our total operating expenses in the three month period ended March 31, 2008 were $2,428, including $928 in general and administrative expenses and $1,500 in corporate legal and accounting fees.  For the period from August 21, 2007 (inception) through March 31, 2008 our total operating expenses were $20,445.

Plan of Operation

We were incorporated in August 2007 in the State of Delaware. We have commenced limited business operations but have not yet realized any income. We are a development stage company in the very early stages of our research and development activities and do not anticipate receiving revenue until we complete product development.  Once the development of our EDA product is completed, we plan on generating revenues by licensing our product and selling related services directly to companies that design and/or fabricate digital integrated circuits.  There can be no assurance that we will ever receive revenues or reach profitability.

Over the next twelve months, we intend to develop our first EDA product that will provide IC designers with a system that produces faster circuit simulation times for complex IC designs.  We are in the process of formulating a development strategy and constructing a development team.  We anticipate that we will require a team of two engineers to develop a prototype product and provide other technical advice.  We have not yet secured the services of such engineers.

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

We do not have sufficient resources to effectuate our business. As of March 31, 2008 we had approximately $3,400 in cash. We expect to require approximately $120,000 to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We have no commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to dramatically change our business plan, sell the Company or cease operations. We do not have any plans, arrangements, or agreements to sell or merge our Company.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include statements:

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year the Company is required to file the auditor’s attestation report on the Company’s internal control over financial reporting indicating whether the auditor believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item 3.

Item 4 - Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

b)

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes in the risks to our business described in our Registration Statement on Form SB-2, as filed with the SEC on January 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

None.

(b) Report of Offering of Securities and Use of Proceeds Therefrom.

Our registration statement on Form SB-2, file number 333-148962, was declared effective by the Securities and Exchange Commission on February 22, 2008 and, on that date, our offering of a maximum of 1,200,000 shares of our common stock in a self-underwritten offering directly to the public at a price of $.10 per share for maximum aggregate gross proceeds of $120,000 commenced.  No underwriter was employed and no commissions or finder’s fees were paid.  As of March 31, 2008 we had sold an aggregate of 30,000 shares pursuant to our registration statement, for aggregate gross proceeds of $3,000 which we are holding in cash on deposit in our bank account.

From the effective date of our registration statement to March 31, 2008, we incurred an aggregate of $50 in connection with the issuance and distribution of our common stock, none of which was paid directly or indirectly to our directors and officers or their associates, to persons owning 10 percent or more of our common stock or to any of our affiliates.

(c) Purchase of Equity Securities by the Company and Affiliated Purchasers

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits.

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTITION DESIGN, INC.

/s/ Michael Korsinsky
Name: Michael Korsinsky
Title:	President and Chief Executive
Officer & Director (Principal Executive, Financial and Accounting Officer)

Date:	May 13, 2008