Form 10-Q
period 2008-06-30
Partition Design, Inc.
filed 2008-08-07
CIK 1425360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares of common stock outstanding as of August 7, 2008: 2,530,000.

PARTITION DESIGN, INC.

Page
Part I

Item 1 – Financial Information	4

Balance Sheet as of June 30, 2008 (Unaudited) and December 31, 2007	4

Statements of Operations for the Three Months Ended June 30, 2008, the Six Months Ended June 30, 2008 and the Period from August 21, 2007 (Inception) Through June 30, 2008 (Unaudited)	5

Statement of Stockholders’ Deficit from August 21, 2007 (Inception) through June 30, 2008 (Unaudited)	6

Statements of Cash Flows for the Six Months Ended June 30, 2008 and the Period from August 21, 2007 (Inception) Through June 30, 2008 (Unaudited)	7

Notes to the Unaudited Financial Statements	8

Item 2 – Management’s Discussion and Analysis or Financial Condition and Results of Operations	12

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	15

Item 4 – Controls and Procedures	15

Part II

Item 1 – Legal Proceedings	16

Item 1A – Risk Factors	16

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3 – Defaults Upon Senior Securities	16

Item 4 – Submission of Matters to a Vote of Security Holders	16

Item 5 – Other Information	16

Item 6 - Exhibits	17

SIGNATURES	18

PART I — FINANCIAL INFORMATION

Item 1 - Financial Information

PARTITION DESIGN, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$1,335	$485
Prepaid expenses	5,000	5,000
TOTAL ASSETS	$6,335	$5,485

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,205	$1,377
Accrued expenses	12,325	11,125
Current Liabilities	15,530	12,502

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,530,000 and 2,500,000 shares issued and outstanding, respectively	253	250
Additional paid-in capital	13,747	10,750
Deficit accumulated during the development stage	(23,195)	(18,017)

Total Stockholders’ Deficit	(9,195)	(7,017)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,335	$5,485

See accompanying notes to the financial statements.

PARTITION DESIGN, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Period From August 21, 2007 (inception) through June 30, 2008

Revenue	$-	$-	$-

Operating expenses

Professional fees	2,325	3,825	20,450
General and administrative expenses	425	1,353	2,745

Total operating expenses	2,750	5,178	23,195

Loss before income taxes	(2,750)	(5,178)	(23,195)

Income tax provision	-	-	-

Net loss	$(2,750)	$(5,178)	$(23,195)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	2,530,000	2,516,813	2,509,745

See accompanying notes to the financial statements.

PARTITION DESIGN, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders’ Deficit

For the Period from August 21, 2007 (Inception) through June 30, 2008

(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit

Balance, August 21, 2007 (Inception)	2,500,000	$250	$10,750	$-	$11,000

Net loss				(18,017)	(18,017)

Balance, December 31, 2007	2,500,000	250	10,750	(18,017)	(7,017)

Sale of common stock at $0.10 per share on March 20, 2008	30,000	3	2,997		3,000

Net loss				(5,178)	(5,178)

Balance, June 30, 2008	2,530,000	$253	$13,747	$(23,195)	$(9,195)

See accompanying notes to the financial statements.

PARTITION DESIGN, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

		Six Months Ended June 30, 2008	Period From August 21, 2007 (inception) through June 30, 2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$	$(5,178)	$(23,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable		1,828	3,205
Increase in accrued expenses		1,200	12,325
Net Cash Used in Operating Activities		(2,150)	(7,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent application		-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock		3,000	14,000

NET INCREASE IN CASH		850	1,335

CASH AT BEGINNING OF PERIOD		485	-
CASH AT END OF PERIOD		$1,335	$1,335

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Interest paid		$-	$-
Taxes paid		$350	$350

See accompanying notes to the financial statements.

PARTITION DESIGN, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) THROUGH June 30, 2008

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

Basis of Presentation

The accompanying interim financial statements for the three and six month periods ended June 30, 2008 and the period from August 21, 2007 (inception) through June 30, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on February 22, 2008.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

·	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

·	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

·	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $23,195, a net loss and net cash used in operations of $5,178 and $2,150 for the six month ended June 30, 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $1,335 on June 30, 2008 and $485 on December 31, 2007.  We had a working capital deficit of $9,195 and $7,017 as of June 30, 2008 and December 31, 2007, respectively.

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

Results of Operations

For the three and six month periods ended June 30, 2008 we recorded net losses of $2,750 and $5,178, respectively.  For the period from August 21, 2007 (inception) through June 30, 2008 we recorded a loss of $23,195. Our total operating expenses in the three month period ended June 30, 2008 were $2,750, including $425 in general and administrative expenses and $2,325 in corporate legal and accounting fees.

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

We do not have sufficient resources to effectuate our business. As of June 30, 2008 we had approximately $1,300 in cash. We expect to require approximately $120,000 to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We have no commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to dramatically change our business plan, sell the Company or cease operations. We do not have any plans, arrangements, or agreements to sell or merge our Company.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include statements:

·	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

·	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

·	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

None.

(b) Report of Offering of Securities and Use of Proceeds Therefrom.

Our registration statement on Form SB-2, file number 333-148962, was declared effective by the Securities and Exchange Commission on February 22, 2008 and, on that date, our offering of a maximum of 1,200,000 shares of our common stock in a self-underwritten offering directly to the public at a price of $.10 per share for maximum aggregate gross proceeds of $120,000 commenced.  No underwriter was employed and no commissions or finder’s fees were paid.  As of June 30, 2008, we had sold an aggregate of 30,000 shares pursuant to our registration statement, for aggregate gross proceeds of $3,000 which we are holding in cash on deposit in our bank account.

From the effective date of our registration statement to June 30, 2008, we incurred an aggregate of $50 in connection with the issuance and distribution of our common stock, none of which was paid directly or indirectly to our directors and officers or their associates, to persons owning 10 percent or more of our common stock or to any of our affiliates.

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

PARTITION DESIGN, INC.

/s/ Michael Korsinsky
Name:Michael Korsinsky
Title:	President and Chief Executive
Officer & Director (Principal Executive, Financial and Accounting Officer)

Date:	August 7, 2008