Form 10-Q
period 2008-09-30
Partition Design, Inc.
filed 2008-11-10
CIK 1425360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

Indicate the number of shares of common stock outstanding as of November __, 2008: _______.

PARTITION DESIGN, INC.

Page
Part I

Item 1 – Financial Information	3

Balance Sheet as of September 30, 2008 (Unaudited) and December 31, 2007	3

Statements of Operations for the Three Months Ended September 30, 2008, the Period from August 21, 2007 (Inception) Through September 30, 2007 and the Period from August 21, 2007 (Inception) Through September 30, 2008 (Unaudited)	4

Statements of Operations for the Nine Months Ended September 30, 2008, the Period from August 21, 2007 (Inception) Through September 30, 2007 and the Period from August 21, 2007 (Inception) Through September 30, 2008 (Unaudited)	5

Statement of Stockholders’ Deficit from August 21, 2007 (Inception) Through September 30, 2008 (Unaudited)	6

Statements of Cash Flows for the Nine Months Ended September 30, 2008, the Period from August 21, 2007 (Inception) Through September 30, 2007 and the Period from August 21, 2007 (Inception) Through September 30, 2008 (Unaudited)	7

Notes to the Unaudited Financial Statements	8

Item 2 – Management’s Discussion and Analysis or Financial Condition and Results of Operations	11

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	13

Item 4 – Controls and Procedures	13

Part II

Item 1 – Legal Proceedings	13

Item 1A – Risk Factors	13

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3 – Defaults Upon Senior Securities	14

Item 4 – Submission of Matters to a Vote of Security Holders	14

Item 5 – Other Information	14

Item 6 - Exhibits	14

SIGNATURES	14

PART I — FINANCIAL INFORMATION

Item 1 - Financial Information

PARTITION DESIGN, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$1,285	$485
Prepaid expenses	5,000	5,000
TOTAL ASSETS	$6,285	$5,485

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,355	$1,377
Accrued expenses	13,825	11,125
Current Liabilities	17,180	12,502

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,530,000 and 2,500,000 shares issued and outstanding, respectively	253	250
Additional paid-in capital	13,747	10,750
Deficit accumulated during the development stage	(24,895)	(18,017)

Total Stockholders’ Deficit	(10,895)	(7,017)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,285	$5,485

See accompanying notes to the financial statements.

PARTITION DESIGN, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2008	Period From August 21, 2007 (inception) through September 30, 2007	Period From August 21, 2007 (inception) through September 30, 2008

Revenue	$-	$-	$-

Operating expenses

Professional fees	1,500	3,500	21,950
General and administrative expenses	200	887	2,945

Total operating expenses	1,700	4,387	24,895

Loss before income taxes	(1,700)	(4,387)	(24,895)

Income tax provision	-	-	-

Net loss	$(1,700)	$(4,387)	$(24,895)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	2,530,000	2,500,000	2,514,335

See accompanying notes to the financial statements.

PARTITION DESIGN, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Nine Months Ended September 30, 2008	Period From August 21, 2007 (inception) through September 30, 2007	Period From August 21, 2007 (inception) through September 30, 2008

Revenue	$-	$-	$-

Operating expenses

Professional fees	5,325	3,500	21,950
General and administrative expenses	1,553	887	2,945

Total operating expenses	6,878	4,387	24,895

Loss before income taxes	(6,878)	(4,387)	(24,895)

Income tax provision	-	-	-

Net loss	$(6,878)	$(4,387)	$(24,895)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	2,521,241	2,500,000	2,514,335

See accompanying notes to the financial statements.

PARTITION DESIGN, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders’ Deficit

For the Period from August 21, 2007 (Inception) through September 30, 2008

(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit

Balance, August 21, 2007 (Inception)	2,500,000	$250	$10,750	$-	$11,000

Net loss	-	-	-	(18,017)	(18,017)

Balance, December 31, 2007	2,500,000	250	10,750	(18,017)	(7,017)

Sale of common stock at $0.10 per share on March 20, 2008	30,000	3	2,997	-	3,000

Net loss	-	-	-	(6,878)	(6,878)

Balance, September 30, 2008	2,530,000	$253	$13,747	$(24,895)	$(10,895)

See accompanying notes to the financial statements.

PARTITION DESIGN, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2008	Period From August 21, 2007 (inception) through September 30, 2007	Period From August 21, 2007 (inception) through September 30, 2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(6,878)	$(4,387)	$(24,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	1,978	872	3,355
Increase in accrued expenses	2,700	-	13,825
Net Cash Used in Operating Activities	(2,200)	(3,515)	(7,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent application	-	(5,000)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	3,000	11,000	14,000

NET INCREASE (DECREASE) IN CASH	(50)	2,485	1,285

CASH AT BEGINNING OF PERIOD	1,335	-	-
CASH AT END OF PERIOD	$1,285	$2,485	$1,285

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Interest paid	$-	$-	$-
Taxes paid	$350	$-	$350

See accompanying notes to the financial statements.

PARTITION DESIGN, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 21, 2007 (INCEPTION) THROUGH September 30, 2008

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and nine month periods ended September 30, 2008 and the period from August 21, 2007 (inception) through September 30, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on February 22, 2008.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2008 or 2007.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $24,895, a net loss and net cash used in operations of $6,878 and $2,200 for the nine months ended September 30, 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Liquidity and Capital Resources

We had cash in the amounts of $1,285 and $485 on September 30, 2008 and December 31, 2007, respectively, and a deficit accumulated during our development stage of $24,895 as of September 30, 2008, as compared to an accumulated deficit of $18,017 as of December 31, 2007.  On September 30, 2008 we had current liabilities, including accounts payable and accrued expenses, amounting to $17,180, an increase of approximately 34.1% as compared to current liabilities amounting to $12,502 on December 31, 2007.  Additional paid in capital increased from $10,750 on December 31, 2007 to $13,747 on September 31, 2008, and total stockholders’ deficit increased from $7,017 to $10,895 in the same period.

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

Results of Operations

For the three and nine month periods ended September 30, 2008 we recorded net losses of $1,700 and $6,878, respectively.  For the period from August 21, 2007 (inception) through September 30, 2008 we recorded a net loss of $24,895. Our total operating expenses in the three month period ended September 30, 2008 were $1,700, including $200 in general and administrative expenses and $1,500 in corporate, legal and accounting fees.  Our total operating expenses in the nine month period ended September 30, 2008 were $6,878, including $1,553 in general and administrative expenses and $5,325 in corporate, legal and accounting fees.

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

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing our products. Accordingly, we must raise capital from sources other than the actual sale of our products. We must raise capital to implement our business plan and stay in business.

We do not have sufficient resources to effectuate our business. As of September 30, 2008 we had approximately $1,285 in cash. We expect we will require approximately $120,000 to fund operations over the next twelve months, including general overhead expenses such as salaries, corporate, legal and accounting fees, office overhead and general working capital. We will have to raise the funds to pay for these expenses. We have no commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to dramatically change our business plan, sell the Company or cease operations. We do not have any plans, arrangements, or agreements to sell or merge our Company.

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

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report and under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

(b)

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

None.

(b) Report of Offering of Securities and Use of Proceeds Therefrom.

Our registration statement on Form SB-2, file number 333-148962, was declared effective by the Securities and Exchange Commission on February 22, 2008 and, on that date, our offering of a maximum of 1,200,000 shares of our common stock in a self-underwritten offering directly to the public at a price of $.10 per share for maximum aggregate gross proceeds of $120,000 commenced.  No underwriter was employed and no commissions or finder’s fees were paid.  As of September 30, 2008 we had sold an aggregate of 30,000 shares pursuant to our registration statement, for aggregate gross proceeds of $3,000.

From the effective date of our registration statement to September 30, 2008, we incurred an aggregate of $50 in connection with the issuance and distribution of our common stock, none of which was paid directly or indirectly to our directors and officers or their associates, to persons owning 10 percent or more of our common stock or to any of our affiliates.

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

PARTITION DESIGN, INC.

/s/ Michael Korsinsky
Name: Michael Korsinsky
Title:	President and Chief Executive Officer & Director (Principal Executive, Financial and Accounting Officer)

Date:	November 10, 2008